Form 10-K
period 2007-12-31
MS Structured SATURNS Series 2007-1
filed 2008-03-28
CIK 1389936

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                ANNUAL REPORT
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007


                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                Commission File Numbers 333-101155, 001-33331


                         SATURNS Trust No. 2007-1
            MS STRUCTURED ASSET CORP., as Depositor and Sponsor
           (Exact name of registrant as specified in its charter)


          Delaware                                        13-4026700
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


      1585 Broadway, Second Floor
         New York, New York                                 10036
      Attention: Madhu Philips
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:    (212) 761-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered

SATURNS J. C. Penney Company, Inc.                New York Stock Exchange
Debenture Backed Trust 2007-1 Callable
Class A Units


            Securities registered pursuant to Section 12(g) of the Act:

                                   None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No X

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes___ No X

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for the past 90 days.  Yes  X   No____

         Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer  X


         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes___ No X

         All of the common stock of the registrant is held by Morgan Stanley. As of March 11, 2008, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

         The following reports of Morgan Stanley: Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2007; Annual Report on Form 10-K for the fiscal year ended November 30, 2007; Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2008; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

                                 PART I

ITEM 1.      BUSINESS

             Not Applicable

ITEM 1A.     RISK FACTORS

             Not Applicable

ITEM 1B.     UNRESOLVED STAFF COMMENTS

             None

ITEM 2.      PROPERTIES

             Not Applicable

ITEM 3.      LEGAL PROCEEDINGS

             Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable

                                 PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

             Not Applicable

ITEM 6.      SELECTED FINANCIAL DATA

             Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Not Applicable

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Not Applicable

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

ITEM 9A.    CONTROLS AND PROCEDURES

            Not Applicable

ITEM 9B.    OTHER INFORMATION

            None

                                 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            None

ITEM 11.    EXECUTIVE COMPENSATION

            Not Applicable

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Not Applicable

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Not Applicable

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

            Not Applicable

            ADDITIONAL DISCLOSURE ITEMS PURSUANT TO REGULATION AB

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

         J. C. Penney Company, Inc., the underlying security guarantor with respect to the Units, is a "significant obligor" with respect to the assets of the Trust for purposes of Item 1112 of Regulation AB. For any financial statements of the J. C. Penney Company, Inc. required to be provided under Regulation S-X during the period since the initial issuance of the Units, this Form 10-K report refers, pursuant to Item 1100(c)(2) of Regulation AB, to the periodic reports of J. C. Penney Company, Inc. under section 13(a) or 15(d) of the Exchange Act ("Underlying Security Issuer Exchange Act Reports") that are on file with the Securities and Exchange Commission (the "SEC"). Such Underlying Security Issuer Exchange Act Reports may be accessed at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, NE, Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, NE, Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. The SEC file number for J. C. Penney Company, Inc. is 001-00777.

         The underlying security guarantor financial statements and Underlying Security Issuer Exchange Act Reports referred to above are not incorporated by reference in this Form 10-K report; and the Trust, the Trustee, the depositor, the sponsor and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such underlying security guarantor financial statements or Underlying Security Issuer Exchange Act Reports.

ITEM 1114(b)(2). CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT CERTAIN DERIVATIVES INSTRUMENTS

         None

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS - FINANCIAL INFORMATION

         None

ITEM 1117. LEGAL PROCEEDINGS

         None

ITEM 1119. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVING CRITERIA

         See Exhibits 33.1 and 34.1 to this Annual Report.

         LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

         "1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

         The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporter Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

         The Investor Reporter Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

         With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.


ITEM 1123. SERVICER COMPLIANCE STATEMENT

         See Exhibit 35.1 to this Annual Report.

                                 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         (a) The following documents are filed as part of this Report:

                (1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

SATURNS Trust No.:   Closing Date        Payment Dates                 Form 10-D Filing Dates

                                                                           For FY 2007
2007-1                March 1, 2007       September 1 and March 1       September 19, 2007

                (2) Financial Statement Schedules pursuant to Item 8: Not
                    Applicable

                (3) Exhibits:

Exhibit 31.1    Rule 13a-14(d) Certification

Exhibit 33.1 Report of LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 34.1 Attestation Report of Ernst & Young, LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 35.1    Servicer Compliance Statement


         (b) Exhibits: See Item 15(a)(3) above

         (c) Other Financial Statement Schedules: Not applicable

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



         Date:  March 24, 2008

                                                  MS STRUCTURED ASSET CORP.
                                                  (Registrant)



                                                  By:      /s/Madhu Philips
                                                     ---------------------------
                                                  Name:    Madhu Philips
                                                  Title:   Vice President

                                                                    Exhibit 31.1
                          RULE 13a-14(d) Certification

I, Madhu Philips, certify that:

1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of SATURNS Trust No. 2007-1 (the "Exchange Act periodic reports");

2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

4. Based on my knowledge and the servicer compliance statement(s) required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer, LaSalle Bank National Association, as Trustee of SATURNS Trust No. 2007-1, has fulfilled its obligations under the servicing agreement, which is the Trust Agreement relating to SATURNS Trust
No. 2007-1; and

5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: LaSalle Bank National Association and its officers and agents.



                                                   By:      /s/Madhu Philips
                                                        ------------------------
                                                   Name:    Madhu Philips
                                                   Title:   Vice President
                                                   Date:    March 24, 2008

                                                                    Exhibit 33.1

             Report on Assessment of Compliance with Servicing Criteria



LaSalle Bank National Association ("LaSalle") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of
Item 1122 of Regulation AB (17 C.F.R, 229.1122(d)), as of and for the 12-month period ending December 31, 2007 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include mortgage-backed securities transactions for which LaSalle, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). LaSalle used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria for the Reporting Period with respect to the Platform. The criteria listed in the column titled "Servicing Criteria Inapplicable to LaSalle Bank National Association (as trustee, paying agent, or custodian)" on Appendix A hereto are inapplicable to LaSalle based on the activities it performs in its role as trustee,  paying agent,  or custodian with respect to the Platform.

Except as identified on Appendix B hereto, LaSalle has complied, in all material respects, with the applicable servicing criteria identified in Appendix A hereto for the Reporting Period with respect to the Platform taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has
issued  an  attestation   report  on  LaSalle's  compliance  with the applicable
servicing criteria for the Reporting Period.

February 29, 2008

                                               LaSalle Bank National Association


                                                 By:    /s/Barbara L. Marik
                                                      --------------------------
                                                   Name:   Barbara L. Marik
                                                   Title:  Senior Vice President

                             Appendix A

                                                                              Servicing          Servicing
                                                                               Criteria           Criteria
                                                                             Applicable to      Inapplicable
                                                                              LaSalle Bank       to LaSalle
   Reg AB                          Servicing Criteria                          National         Bank National
  Reference                                                                  Association (as     Association
                                                                             trustee, paying    (as trustee,
                                                                              agent, or        paying agent,
                                                                              custodian)       or custodian)
                             General Servicing Considerations
 1122(d)(1)(i)   Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in
                 accordance with the transaction agreements.                       X

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted to
                 monitor the third party's performance and compliance with
                 such servicing activities.                                        X(1)

1122(d)(1)(iii)  Any requirements in the transaction agreements to                                     X
                 maintain a back-up servicer for the Pool Assets are
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount of         X
                 coverage required by and otherwise in accordance with the
                 terms of the transaction agreements.

                             Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days
                 following receipt, or such other number of days specified         X
                 in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized             X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other
                 fees charged for such advances, are made, reviewed and            X(2)
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 over collateralization, are separately maintained (e.g.,          X
                 with respect to commingling of cash) as set forth in the
                 transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect           X
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of Rule
                 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent                  X
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.
                 These reconciliations are (A) mathematically accurate;
                 (B) prepared

___________________
(1) No material servicing activities are outsourced to third parties.
(2) No advances were made during the Reporting Period.

                 within 30 calendar days after the bank statement cutoff
                 date, or such other number of days specified in the
                 transaction agreements; (C) reviewed and approved by              X
                 someone other than the person who prepared the
                 reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original
                 identification, or such other number of days specified
                 in the transaction agreements.

                             Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are prepared
                 in accordance with timeframes and other terms set forth
                 in the transaction agreements; (B) provide information
                 calculated in accordance with the terms specified in the
                 transaction agreements; (C) are filed with the Commission
                 as required by its rules and regulations; and (D) agree
                 with investors' or the indenture trustee's records as to          X
                 the total unpaid principal balance and number of Pool
                 Assets serviced by the related Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and             X
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two business days to the related Servicer's investor records,
                 or such other number of days specified in the transaction         X
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment, or         X
                 custodial bank statements.

                                 Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as
                 required by the transaction agreements or related pool
                 asset documents.                                                  X

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as              X
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with
                 any conditions or requirements in the transaction                 X
                 agreements.

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made in                               X
                 accordance with the related pool asset documents are
                 posted to the related Servicer's obligor records
                 maintained no more than two business days after receipt,
                 or such other number of days specified in the transaction
                 agreements, and allocated to principal, interest or other
                 items (e.g., escrow) in accordance with the related pool
                 asset documents.

1122(d)(4)(v)    The related Servicer's records regarding the pool assets                              X
                 agree with the related Servicer's records with respect to
                 an obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an                                     X
                 obligor's pool assets (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance                                X
                 plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are
                 initiated, conducted and concluded in accordance with the
                 timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained                                 X
                 during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such other
                 period specified in the transaction agreements, and
                 describe the entity's activities in monitoring delinquent
                 pool assets including, for example, phone calls, letters
                 and payment rescheduling plans in cases where delinquency
                 is deemed temporary (e.g., illness or unemployment).

 1122(d)(4)(ix)  Adjustments to interest rates or rates of return for pool                             X
                 assets with variable rates are computed based on the
                 related pool asset documents.

 1122(d)(4)(x)   Regarding any funds held in trust for an obligor (such as                             X
                 escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on at
                 least an annual basis, or such other period specified in
                 the transaction agreements; (B) interest on such funds is
                 paid, or credited, to obligors in accordance with
                 applicable pool asset documents and state laws; and (C)
                 such funds are returned to the obligor within 30 calendar
                 days of full repayment of the related pool assets, or
                 such other number of days specified in the transaction
                 agreements.

 1122(d)(4)(xi)  Payments made on behalf of an obligor (such as tax or                                 X
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment                             X
                 to be made on behalf of an obligor are paid from the
                 related Servicer's funds and not charged to the obligor,
                 unless the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted                                 X
                 within two business days to the obligor's records
                 maintained by the servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are                             X
                 recognized and recorded in accordance with the
                 transaction agreements.

 1122(d)(4)(xv)  Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation
                 AB, is maintained as set forth in the transaction                 X
                 agreements.

                                   Appendix B


                 Material Instances of Noncompliance by LaSalle

1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.

                                                                    Exhibit 34.1

             Report of Independent Registered Public Accounting Firm


To LaSalle Bank National Association:

We have examined LaSalle Bank National Association's (the "Company") compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the mortgage-backed securities transactions for which LaSalle, as trustee, paying agent, or custodian, performed servicing activities, which transactions were initially closed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform") described in the accompanying Report on Assessment of Compliance with Servicing Criteria (the "Compliance Statement"), as of December 31, 2007 and for the year then ended, excluding criteria 1122(d)(1)(iii) and 1122(d)(4)(iv)-(xiv) which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) and (B) of Regulation AB applicable to the Company during the year ended December 31, 2007. Certain reports to investors did not include certain required information in accordance with terms set forth in the transaction agreements and certain reports to investors did not provide information calculated in accordance with the terms specified in the transaction agreements.

In our  opinion,  except  for  the   material   noncompliance  described  in the
preceding paragraph, LaSalle Bank National Association complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2007 for the Platform, in all material respects.


/s/PricewaterhouseCoopers L.L.P.
February 29, 2008

                                                                    Exhibit 35.1

                          Servicer Compliance Statement

                       [On LaSalle Bank ABN AMRO Letterhead]



                        Annual Statement of Compliance



MS Structured Asset Corp.
1585 Broadway
New York, New York 10036

Re: TRUST AGREEMENT, between MS Structured Asset Corp. (the "Depositor") and LaSalle Bank National Association (the "Trustee"), made as of the date February 28, 2007 relating to SATURNS Trust No. 2007-1 (the "Agreement").

         I, Barbara L. Marik, a Senior Vice President of LaSalle Bank National Association, as Trustee hereby certify that:

         (1) A review of the activities of the Trustee during the preceding calendar year and of the performance of the Trustee under the Agreement has been made under my supervision; and

         (2) To the best of my knowledge, based on such review, the Trustee has fulfilled all its obligations under the Agreement in all material respects throughout such year or a portion thereof.



Date:       February 27, 2008
         --------------------

LaSalle Bank National Association, as Trustee


         /s/ Barbara L. Marik
         --------------------------
Name:  Barbara L. Marik
Title: Senior Vice President