Form 10-K
period 2010-12-31
MS Structured SATURNS Series 2007-1
filed 2011-03-31
CIK 1389936

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers 333-101155, 001-33331

SATURNS Trust No. 2007-1
MS STRUCTURED ASSET CORP., as Depositor and Sponsor
 (Exact name of registrant as specified in its charter)

Delaware	13-4026700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 Broadway, Second Floor
New York, New York	10036
Attention: In-Young Chase
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 761-2520

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
SATURNS J. C. Penney Company, Inc. Debenture Backed Trust 2007-1 Callable Class A Units	New York Stock Exchange

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

Yes ___ No     X

All of the common stock of the registrant is held by Morgan Stanley.  As of March 23, 2011, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley: Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2010; Annual Report on Form 10-K for the fiscal year ended November 30, 2010; Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2011; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

ADDITIONAL DISCLOSURE ITEMS PURSUANT TO REGULATION AB

ITEM 1112(b). SIGNIFICANT OBLIGORS OF POOL ASSETS

J. C. Penney Company, Inc., the underlying security guarantor with respect to the Units, is a “significant obligor” with respect to the assets of the Trust for purposes of Item 1112 of Regulation AB. For any financial statements of J. C. Penney Company, Inc. required to be provided under Regulation S-X during the period since the initial issuance of the Units, this Form 10-K report refers, pursuant to Item 1100(c)(2) of Regulation AB, to the periodic reports of J. C. Penney Company, Inc. under section 13(a) or 15(d) of the Exchange Act (“Underlying Security Issuer Exchange Act Reports”) that are on file with the Securities and Exchange Commission (the “SEC”). Such Underlying Security Issuer Exchange Act Reports may be accessed at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, NE, Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, NE, Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. The SEC file number for J. C. Penney Company, Inc. is 001-00777.

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

None

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

Bank of America, National Association’s, as successor by merger to LaSalle Bank National Association, Report on Assessment of Compliance with Servicing Criteria for 2009 (the “2009 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(B)  During the Reporting Period, certain monthly investor reports did not provide information calculated in accordance with the terms specified in the transaction agreements.”

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

SATURNS Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates (Not Trust Agreement Filings in connection with Closing Date) For FY 2010
2007-1	3/1/2007	J. C. Penney Company, Inc.	03/01/2010	03/10/2010
2007-1	3/1/2007	J. C. Penney Company, Inc.	09/01/2010	09/9/2010

(2) Financial Statement Schedules pursuant to Item 8: Not Applicable

(3) Exhibits:

Exhibit 31.1	Rule 13a-14(d) Certification
Exhibit 31.2	Servicer Compliance Statement
Exhibit 33.1	Report of Bank of America, National Association as successor by merger to LaSalle Bank National Association on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 35.1	Annual Statement of Compliance

(b) Exhibits: See Item 15(a)(3) above

(c) Other Financial Statement Schedules: Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2011

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/In-Young Chase
Name: In-Young Chase
Title: Vice President