Form 10-K
period 2013-12-31
MS Structured SATURNS Series 2007-1
filed 2014-03-27
CIK 1389936

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
__________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer X Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No X

All of the common stock of the registrant is held by Morgan Stanley. As of March 27, 2014, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley : Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013; Annual Report on Form 10-K for the fiscal year ended December 31, 2013; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

None

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

SATURNS Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates For FY 2013
2007-1	3/1/2007	J. C. Penney Company, Inc.	03/01/2013	03/22/2013
2007-1	3/1/2007	J. C. Penney Company, Inc.	09/03/2013	09/09/2013

(2) Financial Statement Schedules pursuant to Item 8: Not Applicable

(3) Exhibits:

Exhibit 31.1 Rule 13a-14(d) Certification

Exhibit 31.2 Servicer Compliance Statement (U.S. Bank National Association)

Exhibit 33.1 Report of U.S. Bank National Association, as successor in interest to Bank of America, National Association, on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 34.1 Attestation Report of Ernst & Young LLP on Assessment of U.S. Bank National Association’s Compliance with Servicing Criteria for Asset-Backed Securities

Exhibit 35.1 Annual Statement of Compliance (U.S. Bank National Association)

(b) Exhibits: See Item 15(a)(3) above

(c) Other Financial Statement Schedules: Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2014

MS STRUCTURED ASSET CORP.
(Registrant)

By: /s/In-Young Chase

Name: In-Young Chase

Title:	Vice President